Form 10QSB
period 2000-03-31
WESTERN FINANCIAL CORP /NEW/
filed 2000-06-12
CIK 1101908

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------


         Commission file number:  000-29149


                         WESTERN FINANCIAL CORPORATION
                     --------------------------------------
       (Exact name of small business issuer as specified in its charter)



                          Wyoming                                                   86-0970155
              (State or other jurisdiction of
              incorporation or organization)                           (I.R.S. Employer Identification No.)




                  5505 N. Indian Trail, Tucson, Arizona 85750
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (520) 577-1516
                             ----------------------
                          (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                               Yes XX                   No
                                  -----                       -----

         The number of outstanding shares of the issuer's common stock, $0.001 par value, as of May 1, 2000 was 1,000,000.

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS...................................................................................3

         Condensed Balance Sheets as of December 31, 1999
                  and March 31, 2000............................................................................5

         Condensed Statements of Operations
                  for the Three Month Periods Ended
                  March 31, 2000 and 1999.......................................................................6

         Condensed Statements of Cash Flows
                  for the Three Month Periods Ended
                  March 31, 2000 and 1999.......................................................................7

         Notes to Unaudited Condensed Financial Statements......................................................9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................................................10


                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS.......................................................................................12

ITEM 2 CHANGES IN SECURITIES...................................................................................12

ITEM 5 OTHER INFORMATION.......................................................................................12


INDEX TO EXHIBITS..............................................................................................13





                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Western Financial Corporation, a Wyoming corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2000 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year.



                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                         INDEPENDENT ACCOUNTANTS' REPORT





Western Financial Corporation
(A Development Stage Company)



         We have reviewed the accompanying balance sheets of Western Financial Corporation (a development stage company) as of March 31, 2000, and the related statements of operations, and cash flows for the three month period then ended These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                     Respectfully submitted



                                     /s/ Robinson, Hill & Co.
                                     ---------------------------------
                                     Certified Public Accountants


Salt Lake City, Utah
May 11, 2000

                          WESTERN FINANCIAL CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                 March 31,             December 31,
                                                                    2000                   1999
                                                            --------------------  ------------------------
ASSETS:                                                        $              -      $                 -
                                                            ====================  ========================
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable                                               $              -      $                  -
                                                            ====================  ========================
         Total Liabilities


Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at March 31, 2000
    and December 31, 1999                                                  1,000                    1,000
  Paid-In Capital                                                            955                       75
  Retained Deficit                                                       (1,050)                  (1,050)
  Deficit Accumulated During the
    Development Stage                                                      (905)                     (25)
                                                            --------------------  ------------------------
         Total Stockholders' Equity                                           -                        -
                                                            --------------------  ------------------------
     Total Liabilities and
       Stockholders' Equity                                    $              -      $                 -
                                                            ====================  ========================



                See accompanying notes and accountants' report.

                         WESTERN FINANCIAL CORPORATION
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                            Cumulative
                                                                                           since October
                                                                                             20, 1999
                                                      For the three months ended             inception
                                                               March 31,                        of
                                                 -------------------------------------      development
                                                       2000               1999                stage
                                                 ----------------  -------------------  --------------------
Revenues:                                         $             -   $                -   $                -


Expenses:                                                     880                    -                  905
                                                 ----------------  -------------------  --------------------
  General & Administrative
                                                 ================  ===================  ====================
  Net Loss                                        $          (880)  $                -   $             (905)
                                                 ================  ===================  ====================

Basic & Diluted loss per share                    $             -   $                -
                                                 ================  ===================


                See accompanying notes and accountants' report.

                         WESTERN FINANCIAL CORPORATION
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                     Cumulative
                                                                                                    since October
                                                                                                      20, 1999
                                                               For the three months ended             Inception
                                                                        March 31,                        of
                                                          -------------------------------------      Development
                                                                2000               1999                Stage
                                                          ----------------  -------------------  -------------------
CASH FLOWS FROM OPERATING
-------------------------
ACTIVITIES:
-----------
Net Loss                                                   $          (880)   $              -    $           (905)
Increase (Decrease) in Accounts Payable                                  -                   -                 (50)
                                                          -----------------  ------------------  -------------------
  Net Cash Used in operating activities                               (880)                  -                (955)
                                                          -----------------  ------------------  -------------------

CASH FLOWS FROM INVESTING
-------------------------
ACTIVITIES:
-----------
Net cash provided by investing activities                                -                   -                    -
                                                          -----------------  ------------------  -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder                                      880                  -                  955
                                                          -----------------  ------------------  -------------------
Net Cash Provided by
  Financing Activities                                                  880                  -                  955
                                                          -----------------  ------------------  -------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                              -                   -                    -
Cash and Cash Equivalents
  at Beginning of Period                                                 -                   -                    -
                                                          -----------------  ------------------  -------------------
Cash and Cash Equivalents
  at End of Period                                         $             -    $              -    $               -
                                                          =================  ==================  ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                 $             -    $              -    $               -
  Franchise and income taxes                               $             -    $              -    $              75

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES: None
----------------------------------------------------------------------



                See accompanying notes and accountants' report.

                          WESTERN FINANCIAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Western Financial Corporation is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

         The unaudited financial statements as of March 31, 2000 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Wyoming on September 16, 1997. The Company ceased all operating activities during the period from September 16, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company has no products or services as of March 31, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                         WESTERN FINANCIAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (CONTINUED)


                                              Income                     Shares                     Per-Share
                                              ------                     ------
                                            (Numerator)              (Denominator)                   Amount
                                                                                                     ------
                                                        For the three months ended March 31, 2000
                                                        -----------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders           $                 (880)            1,000,000           $                    -
                                      ========================    =====================      ========================

                                                        For the three months ended March 31, 1999
                                                        -----------------------------------------
BASIC LOSS PER SHARE
Loss to common shareholders           $                     -            1,000,000           $                    -
                                      ========================    =====================      ========================

         The effect of outstanding stock equivalents are anti-dilutive for March 31, 2000 and 1999 and are thus not considered.

Reclassification

         Certain reclassifications have been made in the 2000 and 1999 financial statements to conform with the March 31, 2000 presentation.

NOTE 2 - INCOME TAXES

         As of March 31, 2000, the Company has a net operating loss carryforward for income tax reporting purposes of approximately $2,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater change the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of March 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

                         WESTERN FINANCIAL CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (CONTINUED)


NOTE 5 - STOCK SPLIT

         On October 20, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 and 1998 have been restated to reflect the stock split.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used herein the term "Company" refers to Western Financial Corporation, a Wyoming corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

RESULTS OF OPERATIONS

The Company had no sales or sales revenues for the three months ended March 31, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

The Company had no costs of sales revenues for the three months ended March 31, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years. The Company had no general and administrative expenses for the three months period ended December 31, 2000 or for the same period in 1999.

The Company recorded net loss of $880 for the three months ended March 31, 2000 compared to $0 loss for the same period in 1999.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2000, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 1999. The Company had a net working capital deficit of $0 at March 31, 2000 and December 31, 1999.

Net stockholders' deficit in the Company was $0 as of March 31, 2000 and December 31, 1999.

                            PART II-OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None/Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None/Not Applicable.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-QSB.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of May, 2000.

Western Financial Corporation



/s/      Daniel L. Hodges
   ------------------------
     Daniel L. Hodges                                          May 11, 2000
     President/CFO and Director

                                 EXHIBIT INDEX


Exhibit No.       Page No.          Description

27                12                Financial Data Schedule "CE"